Form 10-Q
period 1996-03-31
ADCO TECHNOLOGIES INC
filed 1996-05-15
CIK 934649

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended  MARCH 31, 1996
                                       or
[  ]   Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934
           For the transition period from ____________ to ___________

                        COMMISSION FILE NUMBER   0-25500

                             ADCO TECHNOLOGIES INC.
            -------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)

            Delaware                                     13-3715246
- - -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

           4401 Page Avenue
           P.O. Box 457
           Michigan Center, MI                              49254
- - ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code  517-764-0334
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

     YES  X     NO
         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   CLASS                        OUTSTANDING AT MARCH 31, 1996
                   -----                        -----------------------------

  Common Stock, par value $.01 per share                  5,150,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                               MARCH 31, 1996
                                                                 (UNAUDITED)               DECEMBER 31, 1995
                                                               --------------              -----------------
Assets
Current assets:
  Cash and short-term investments                               $  3,434,783                   $ 3,797,650
  Trade accounts receivable, less allowances
    ($143,000 and $140,000 at March 31, 1996
    and December 31, 1995, respectively)                           6,275,711                     4,672,127
  Inventories:
    Finished goods                                                 2,830,696                     2,735,782
    Raw materials and packaging                                    3,139,897                     2,332,430
                                                                ------------                   -----------
                                                                   5,970,593                     5,068,212
  Refundable income taxes                                                  0                       176,969
  Deferred income taxes                                              330,521                       319,374
  Other current assets                                               233,867                       139,358
                                                                ------------                   -----------
Total current assets                                              16,245,475                    14,173,690

Property, plant and equipment, net                                 8,973,841                     8,895,851
Intangibles                                                        7,964,676                     8,034,994
Other assets                                                          13,350                        13,350
                                                                 -----------                   -----------
                                                                 $33,197,342                   $31,117,885
                                                                 ===========                   ===========

Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable                                         $ 2,531,754                   $   940,530
  Accrued compensation and other expenses                          1,539,565                     1,992,608
  Federal income and state taxes                                     344,694                       130,982
                                                                 -----------                   -----------
Total current liabilities                                          4,416,013                     3,064,120

Deferred income taxes                                              1,028,605                     1,006,570
Redeemable preferred stock of subsidiary                           3,850,000                     3,850,000

Stockholders' equity:
  Preferred stock, par value $.01 per share--
    Authorized 100,000; no shares issued and outstanding                   0                             0
  Common stock, par value $.01 per share
    Authorized 9,000,000; issued and outstanding
    5,150,000 shares at March 31, 1996 and
    December 31, 1995                                                 51,500                        51,500
  Additional paid-in-capital -  common                            15,140,750                    15,140,750
  Less receivable from management shareholders                       (50,000)                     (150,000)
  Retained earnings                                                8,760,474                     8,154,945
                                                                 -----------                   -----------
                                                                  23,902,724                    23,197,195
                                                                 -----------                   -----------
                                                                 $33,197,342                   $31,117,885
                                                                 ===========                   ===========


                 See notes to consolidated financial statements

                             ADCO TECHNOLOGIES INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -----------------------
                                                              1996           1995
                                                            -----------------------
Net Sales                                                   $10,958,727    $11,387,715
Cost of products sold                                         8,155,019      8,009,404
                                                            --------------------------
  Gross profit                                                2,803,708      3,378,311


Operating expenses:
  Selling, general and administrative                         1,356,314      1,479,342
  Research and development                                      369,526        343,046
                                                            --------------------------
Total operating expenses                                      1,725,840      1,822,388
                                                            --------------------------

Operating income                                              1,077,868      1,555,923


Interest expense                                                      0        105,020
Dividends on preferred stock of subsidiary                       70,000         70,000
Other income - net                                             (116,005)       (30,926)
                                                            --------------------------
Income before taxes                                           1,123,873      1,411,829
Income taxes                                                    415,344        528,335
                                                            --------------------------

Net income                                                      708,529        883,494
                                                            ==========================

Net income per common and common equivalent share                 $0.14          $0.19
                                                            ==========================

Weighted average shares outstanding                           5,213,870      4,592,989
                                                            --------------------------



                 See notes to consolidated financial statements

                             ADCO TECHNOLOGIES INC.

            CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK OF
                      SUBSIDIARY AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                           Redeemable Preferred Stock of Subsidiary                       Stockholders' Equity
                          -------------------------------------------    -----------------------------------------------------------
                                                 Additional                     Additional     Receivable
                           Series A   Series B    Paid-in      Total             Paid-in         from                   Total
                          Preferred  Preferred    Capital    Preferred   Common  Capital      Management   Retained  Stockholders'
                            Stock      Stock     Preferred     Stock     Stock   Common      Shareholders  Earnings     Equity
                          -------------------------------------------    -----------------------------------------------------------
Balance at December 31,
  1995                      $35      $350,000   $3,499,965   $3,850,000  $51,500  $15,140,750  $(150,000)  $8,154,945   $23,197,195
Net income for the
  three month period
  ended March 31,
  1996                                                                                                        708,529      $708,529
Repayment of management
  loan                                                                                           100,000                   $100,000
Preferred stock dividend                                                                                                         $0
Dividends on common stock
- - - $.02/share                                                                                                 (103,000)    $(103,000)
                          -------------------------------------------    -----------------------------------------------------------
Balance at March 31,
  1996                      $35      $350,000   $3,499,965   $3,850,000  $51,500  $15,140,750  $(50,000)   $8,760,474   $23,902,724
                          -------------------------------------------    -----------------------------------------------------------


                 See notes to consolidated financial statements

                             ADCO TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                               ---------------------------
                                                   1996            1995
                                                   ----            ----
OPERATING ACTIVITIES
Net income                                     $   708,529     $   883,494
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization                  326,323         299,199
    Deferred income taxes                           10,888          14,487
    Changes in current assets and liabilities:
      Trade accounts receivable                 (1,603,584)     (1,230,529)
      Inventories                                 (902,381)     (1,462,627)
      Other current assets                          82,461        (109,166)
      Other assets                                      --              --
      Trade accounts payable                     1,591,224         680,018
      Taxes payable                                213,712         580,553
      Accrued salaries, wages and other
        expenses                                  (453,043)         46,917
                                               -----------     -----------
Net cash used in operating activities              (25,871)       (297,654)

INVESTING ACTIVITIES
Purchases of property, plant and equipment        (333,996)       (353,794)
Purchase of patents                                     --              --
Other                                                   --              --
                                               -----------     -----------
Net cash used in investing activities             (333,996)       (353,794)

FINANCING ACTIVITIES
Repayment of management loan                       100,000              --
Proceeds from notes payable                             --              --
Payments of debt                                        --      (6,008,076)
Issuance of preferred stock                             --              --
Issuance of capital stock                               --       6,908,929
Cash dividend paid on common stock                (103,000)             --
                                               -----------     -----------
Net cash used in financing activities               (3,000)        900,853
                                               -----------     -----------
Decrease in cash                                  (362,867)        249,405
Cash at beginning of period                      3,797,650         336,981
                                               -----------     -----------
Cash at end of period                          $ 3,434,783     $   586,386
                                               -----------     -----------


                 See notes to consolidated financial statements

                             ADCO TECHNOLOGIES INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Adco Technologies Inc. annual report on Form 10-K for the year ended December 31, 1995.

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets" effective January 1, 1996. Based on current circumstances this adoption has no effect on the Company's income statement.

2.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the last in, first out (LIFO) method.
Current costs, based on the first in, first out (FIFO) method would have resulted in reported amounts approximately $109,000 higher at March 31, 1996 and approximately the same at December 31, 1995.

3.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


4.  LITIGATION AND REGULATION

There are judicial and administrative claims pending or contemplated against the Company. Management believes that the resolution of these matters should not have a material effect upon the Company's financial condition, results of operations and cash flows.

The Environmental Protection Agency ("EPA") has notified the Company that it is a Potentially Responsible Party ("PRP") at, and requested that the Company provide information with respect to, two Superfund sites. Regarding the first site, the Company has informed the EPA that it believes that it is not responsible for any materials at the site and that the Company believes that the previous owners of the property upon which the Company's facility is located may be responsible for the materials in question located at this site. The Company has not made and has not been requested to make any expenditures toward the clean-up of this site, and has not been contacted further by the EPA. At the second site, the Company has been notified by the EPA that it is the source of a de minimis quantity of waste materials. The Company spent approximately $6,000 in clean-up costs at this site and the Company does not expect that its clean-up costs will exceed $10,000.

                             ADCO TECHNOLOGIES INC.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




4.  LITIGATION AND REGULATION (CONTINUED).

The Michigan Department of Natural Resources ("MDNR") has identified the property on which the Company's plant is located as a site of environmental contamination. The Company has recorded a reserve of $148,000 at March 31, 1996, as an estimate of the amount of loss that is reasonably possible to be incurred for this site. While management of the Company does not believe that the Company's exposure in these matters will have a material adverse effect on the business and financial condition of the Company, there can be no assurance that the Company will not incur additional significant liabilities in connection with these matters or that such liabilities will not have a material adverse effect on the Company's business and financial condition.

Regarding each of the above-mentioned environmental matters, the Company has notified Nalco Chemical Company ("Nalco") that Nalco may be responsible for
indemnifying ATI for expenditures made for the above matters.   Pursuant to the
terms of an agreement entered into in connection with ATI's acquisition of Adco, the Company is indemnified to a limited extent against certain environmental liabilities by Nalco. In certain instances, the indemnification is limited by a $100,000 deductible and a limitation on the amount of indemnification's ranging from $341,600 to $3.5 million depending upon the type of claim made, with an aggregate limitation of $3.5 million for all such claims made.


5.  SUBSEQUENT EVENT

In May, the Company declared it's second quarterly dividend of $.02 per share, payable on June 5, 1996, to the holders of common stock of record on May 22, 1996. The aggregate amount of the common stock dividend will be approximately $103,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


THE THREE MONTH PERIOD ENDED MARCH 31, 1996 VS. THE THREE MONTH PERIOD ENDED MARCH 31, 1995

Net sales for the quarter were $11.0 million, a decrease of 3.8% compared with $11.4 million for the first quarter of 1995. The sales decline was mainly attributable to an anticipated drop in automotive OEM sales as Ford Motor Company began to scale-back production of the F-series trucks. Window manufacturing sales were down for the quarter due to normal order pattern. Extremely cold weather in January impacted construction and roofing related sales, tempering sales growth somewhat. For the quarter, roofing sales were up moderately over first quarter 1995 sales, while construction sales had a double-digit increase over the year earlier period. Windshield replacement product sales were up slightly compared to first quarter 1995. Urethane sales increased significantly in March as the packaging problem experienced in the fourth quarter of 1995 was resolved.

Gross profit for the quarter was $2.8 million, down $575,000, or 17%, from $3.4 million for the same period last year. Gross profit as a percentage of sales declined to 25.6% for the first quarter of 1996 from 29.7% in the year earlier period. The decline in gross profit was due to lower sales, credits issued against first quarter 1996 sales for the residual effects of the urethane packaging problem from 1995, and increases in raw material costs.

Selling, general and administrative expenses were $1.4 million, down 8.3% from the first quarter of 1995. Lower travel and advertising expenses for the quarter, as well as reduced commission expense due to lower sales, helped soften the impact of the decline in gross profit.

Research and development expenditures for the quarter were $370,000, an increase of 7.7% compared to $343,000 in the year earlier period. The increase was mainly the result of hiring additional research personnel.

Operating income decreased $478,000, or 30.7%, to $1.1 million for the first quarter of 1996. Operating income as a percentage of sales declined to 9.8% in the first quarter of 1996 from 13.7% in the first quarter of 1995.

There was no interest expense in the first quarter of 1996, a decrease of $105,000 from the first quarter of 1995. The decrease was attributable to the repayment of all of the Company's outstanding bank debt from the proceeds of the initial public offering of the Company's common stock in February, 1995.

Income taxes decreased $113,000, or 21.4%, to $415,000 in the first quarter of 1996 from $528,000 in the first quarter of 1995. This was the result of the decrease in taxable income. The effective tax rate decreased to 37.0% in the first quarter of 1996 from 37.4% in the year earlier period.

Net income decreased $175,000, or 19.8%, to $709,000 in the first quarter of 1996 from $883,000 in the same period last year. Net income as a percentage of sales decreased to 6.5% in the first quarter of 1996 from 7.8% in the first quarter of 1995.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

THE THREE MONTH PERIOD ENDED MARCH 31, 1995 VS. THE THREE MONTH PERIOD ENDED MARCH 31, 1994

Net sales increased $3.7 million, or 48.1%, to $11.4 million in the first three months of 1995 from $7.7 million in the first three months of 1994. The gain in sales was mainly attributable to significant increases in roofing, automotive OEM and window manufacturing markets. Roofing sales accounted for $2.0 million, or 54% of the increase, as the Company increased sales of roofing tape products. Automotive OEM sales accounted for $.8 million, or 22% of the increase, mainly from further penetration of hot melt products to existing customers. Window manufacturing sales accounted for $.4 million, or 11% of the increase, due to increased sales of our butyl products for insulated windows.

Gross profit increased $1.3 million, or 63.0%, to $3.4 million in the first three months of 1995 from $2.1 million in the first three months of 1994. Gross profit as a percentage of sales increased to 29.7% for the first three
months of 1995 from 26.9% in the year earlier period.   Increases in certain
raw material costs were offset by an increase in sales of our higher margin roofing products, increased capacity utilization and selected price increases.

Selling, general and administrative expenses increased $.3 million, or 23.7%, to $1.5 million in the first three months of 1995 from $1.2 million in the first three months of 1994. The increase was primarily attributable to the hiring of additional salespersons, increased advertising expenditures, increased commissions to outside representatives and increased legal and accounting costs associated with filings and reports required as a public corporation.

Research and development costs increased $33,000, or 10.6%, to $343,000 in the first three months of 1995 from $310,000 in the year earlier period. The increase was mainly the result of the hiring of research personnel and independent outside testing of new products.

Operating income increased $1.0 million, or 174.9%, to $1.6 million in the first three months of 1995 from $.6 million in the year earlier period. Operating income as a percentage of sales improved to 13.7% in the first three months of 1995 from 7.4% in the first three months of 1994.

Interest expense decreased $46,000, or 30.7%, to $105,000 in the first three months of 1995 from $151,000 in the year earlier period. The decrease was attributable to the repayment of all of the Company's outstanding bank debt from the proceeds of the initial public offering of the Company's common stock in February, 1995.

Income taxes increased $359,000, or 212.4%, to $528,000 in the first three months of 1995 from $169,000 in the first three months of 1994. This was the result of the increase in taxable income. The effective tax rate decreased to 35.7% in the first three months of 1995 from 40.2% in the year earlier period. This was primarily attributable to non-deductible expenses becoming a smaller proportion of income.

Net income increased $703,000, or 280.0%, to $953,000 in the first three months of 1995 from $251,000 in the year earlier period. Net income as a percentage of sales increased to 8.4% in the first three months of 1995 from 3.3% in the first three months of 1994.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had working capital of $11.8 million, compared to $11.1 million at December 31, 1995. During the three month period, trade accounts receivable increased $1.6 million and inventories increased $900,000. Subsequently, the majority of these trade accounts receivable have been collected. Trade accounts payable were $2.5 million at March 31, 1996, an increase of $1.6 million from December 31, 1995.

For the three month period ended March 31, 1996 capital expenditures were $333,996. This compares to $354,000 in the year earlier period. The majority of the expenditures were for efficiency and capacity improvements on current equipment, production equipment for new products and construction in the plant and offices.

In February, 1996, the Company paid a quarterly common stock dividend of $.02 per share, or $103,000.



CONTINGENT MATTERS

There are judicial and administrative claims pending or contemplated against the Company. Management believes that the resolution of these matters should not have a material effect upon the Company's business and financial condition, results of operations or cash flows.

The EPA has notified the Company that it is a PRP at, and requested that the Company provide information with respect to, two Superfund sites. Regarding the first site, the Company has informed the EPA that it believes that it is not responsible for any materials at the site and that the Company believes that the previous owners of the property upon which the Company's facility is located may be responsible for the materials in question located at this site. The Company has not made and has not been requested to make any expenditures toward the clean-up of this site, and has not been contacted further by the EPA. At the second site, the Company has been notified by the EPA that it is the source of a de minimis quantity of waste materials. The Company spent approximately $6,000 in clean-up costs at this site and the Company does not expect that its clean-up costs will exceed $10,000.

The Michigan Department of Natural Resources has identified the property on which the Company's plant is located as a site of environmental contamination. The Company has recorded a reserve of $148,000 at March 31, 1996, as an estimate of the amount of loss that is reasonably possible to be incurred for this site. While management of the Company does not believe that the Company's exposure in these matters will have a material adverse effect on the business and financial condition of the Company, there can be no assurance that the Company will not incur additional significant liabilities in connection with these matters or that such liabilities will not have a material adverse effect on the Company's business and financial condition.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATION (CONTINUED)


CONTINGENT MATTERS (CONTINUED)

Regarding each of the above-mentioned environmental matters, the Company has notified Nalco Chemical Company ("Nalco") that Nalco may be responsible for
indemnifying ATI for expenditures made for the above matters.   Pursuant to the
terms of an agreement entered into in connection with ATI's acquisition of Adco, the Company is indemnified to a limited extent against certain environmental liabilities by Nalco. In certain instances, the indemnification is limited by a $100,000 deductible and a limitation on the amount of indemnification's, ranging from $341,600 to $3.5 million depending upon the type of claim made, with an aggregate limitation of $3.5 million for all such claims made.



NEW PRONOUNCEMENT

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets" effective January 1, 1996. Based on current circumstances this adoption has no effect on the Company's income statement.


ADDITIONAL INFORMATION

In May, the Company retained the services of the investment banking firm of Schroder Wertheim & Co. Incorporated to evaluate strategic options including a sale of the Company.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            11.  Computation of Earnings per Share

        (b) Reports on Form 8-K  -  none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ADCO TECHNOLOGIES INC.
                                                       (Registrant)


Date   May 13, 1996              /s/  Charles E. Sax
- - -------------------             ------------------------------------------
                                Charles E. Sax
                                President and Chief Executive Officer


Date   May 13, 1996              /s/  David J. Fuchs
- - -------------------             ------------------------------------------
                                David J. Fuchs
                                Vice President and Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT     DESCRIPTION                           PAGE NO.
- - -------     ---------------------------------     --------

  11        Computation of Earnings per Share        15

  27        Financial Data Schedule                  16