Form 10-Q
period 1996-06-30
ADCO TECHNOLOGIES INC
filed 1996-08-08
CIK 934649

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended  JUNE 30, 1996
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from               to
                                          --------------  --------------

                        COMMISSION FILE NUMBER   0-25500

                             ADCO TECHNOLOGIES INC.
         ---------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.)


                   Delaware                            13-3715246
       ------------------------------------        -------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

              4401 Page Avenue
              P.O. Box 457
              Michigan Center, MI                         49254
   -------------------------------------------     -------------------
    (Address of principal executive offices)            (Zip Code)


        Registrant's telephone number, including area code  517-764-0334
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

     YES  X     NO
        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      CLASS                         OUTSTANDING AT JUNE 30, 1996
      -------------------------------------------   ----------------------------

        Common Stock, par value $.01 per share               5,150,000

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                                                JUNE 30, 1996
                                                                 (UNAUDITED)      DECEMBER 31, 1995
                                                                -------------     -----------------
Assets
Current assets:
 Cash and short-term investments                                 $ 3,558,264        $ 3,797,650
 Trade accounts receivable, less allowances
   ($146,000 and $140,000 at June 30, 1996
   and December 31, 1995, respectively)                            7,601,085          4,672,127
 Inventories:
   Finished goods                                                  2,563,322          2,735,782
   Raw materials and packaging                                     3,218,307          2,332,430
                                                                 -----------        -----------
                                                                   5,781,629          5,068,212
 Refundable income taxes                                                   0            176,969
 Deferred income taxes                                               353,435            319,374
 Other current assets                                                203,650            139,358
                                                                 -----------        -----------
Total current assets                                              17,498,063         14,173,690

Property, plant and equipment, net                                 9,075,418          8,895,851
Intangibles                                                        7,894,360          8,034,994
Other assets                                                          13,350             13,350
                                                                 -----------        -----------
                                                                 $34,481,191        $31,117,885
                                                                 ===========        ===========

Liabilities and stockholders' equity
Current liabilities:
 Trade accounts payable                                          $ 2,054,388        $   940,530
 Accrued compensation and other expenses                           1,922,476          1,992,608
 Federal income and state taxes                                      383,260            130,982
                                                                 -----------        -----------
Total current liabilities                                          4,360,124          3,064,120


Deferred income taxes                                              1,031,275          1,006,570
Redeemable preferred stock of subsidiary                           3,920,000          3,850,000

Stockholders' equity:
 Preferred stock, par value $.01 per share--
   Authorized 100,000; no shares issued and outstanding                    0                  0
 Common stock, par value $.01 per share
   Authorized 9,000,000; issued and outstanding
   5,150,000 shares at June 30, 1996 and
   December 31, 1995                                                  51,500             51,500
 Additional paid-in-capital - common                              15,140,750         15,140,750
 Less receivable from management shareholders                        (50,000)          (150,000)
 Retained earnings                                                10,027,542          8,154,945
                                                                 -----------        -----------
                                                                  25,169,792         23,197,195
                                                                 -----------        -----------
                                                                 $34,481,191        $31,117,885
                                                                 ===========        ===========








                 See notes to consolidated financial statements

                             ADCO TECHNOLOGIES INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                            ----------------------------  ----------------------------
                                                1996           1995           1996           1995
                                            -------------  -------------  -------------  -------------
Net sales                                    $13,995,266     $12,709,679   $24,953,992    $24,097,393
Cost of products sold                         10,045,001       8,719,449    18,200,020     16,728,853
                                             -----------     -----------   -----------    -----------
  Gross profit                                 3,950,265       3,990,230     6,753,972      7,368,540


Operating expenses:
  Selling, general and administrative          1,424,159       1,449,499     2,780,472      2,928,840
  Research and development                       363,638         335,932       733,163        678,978
                                             -----------     -----------   -----------    -----------
Total operating expenses                       1,787,797       1,785,431     3,513,635      3,607,818
                                             -----------     -----------   -----------    -----------

Operating income                               2,162,468       2,204,799     3,240,337      3,760,722

Interest expense                                       0               0             0        105,020
Dividends on preferred stock of subsidiary        70,000          70,000       140,000        140,000
Other expense (income) - net                     (67,599)         13,838      (184,261)       (16,753)
                                             -----------     -----------   -----------    -----------
Income before taxes                            2,160,067       2,120,961     3,284,598      3,532,455
Income taxes                                     790,000         774,000     1,206,000      1,302,000
                                             -----------     -----------   -----------    -----------

Net income                                     1,370,067       1,346,961     2,078,598      2,230,455
                                             ===========     ===========   ===========    ===========
Net income per common and common
equivalent share                             $      0.26     $      0.26   $      0.40    $      0.45
                                             ===========     ===========   ===========    ===========
Weighted average shares outstanding            5,259,313       5,225,103     5,259,313      4,939,191
                                             -----------     -----------   -----------    -----------






                 See notes to consolidated financial statements

                             ADCO TECHNOLOGIES INC.

            CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK OF
                      SUBSIDIARY AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                    REDEEMABLE PREFERRED STOCK OF SUBSIDIARY
                                          ------------------------------------------------------------
                                                                           ADDITIONAL
                                           SERIES A        SERIES B         PAID-IN          TOTAL
                                           PREFERRED       PREFERRED        CAPITAL         PREFERRED
                                            STOCK           STOCK          PREFERRED         STOCK
                                          ------------------------------------------------------------
Balance at December 31, 1995                 $35           $350,000       $3,499,965       $3,850,000
Net income for the six month period
  ended June 30, 1996
Repayment of management loan
Preferred stock dividend                                     70,000                        $   70,000
Dividends on common stock - $.04/share
                                             ---           --------       ----------       ----------
Balance at June 30, 1996                     $35           $420,000       $3,499,965       $3,920,000
                                             ===           ========       ==========       ==========


                                                               STOCKHOLDERS' EQUITY
                                            --------------------------------------------------------------
                                                     ADDITIONAL    RECEIVABLE
                                                       PAID-IN        FROM                      TOTAL
                                            COMMON     CAPITAL     MANAGEMENT    RETAINED    STOCKHOLDERS'
                                             STOCK     COMMON     SHAREHOLDERS   EARNINGS       EQUITY
                                           ---------------------------------------------------------------
Balance at December 31, 1995                $51,500  $15,140,750    ($150,000)  $ 8,154,945    $23,197,195
Net income for the six month period
  ended June 30, 1996                                                             2,218,597    $ 2,218,597
Repayment of management loan                                          100,000                     $100,000
Preferred stock dividend                                                           (140,000)     ($140,000)
Dividends on common stock - $.04/share                                             (206,000)     ($206,000)
                                            -------  -----------  -----------   -----------    -----------
Balance at June 30, 1996                    $51,500  $15,140,750     ($50,000)  $10,027,542    $25,169,792
                                            =======  ===========  ===========   ===========    ===========






                 See notes to consolidated financial statements

                             ADCO TECHNOLOGIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                          JUNE 30,
                                                               --------------------------------
                                                                  1996                  1995
                                                               ----------            ----------
OPERATING ACTIVITIES
Net income                                                     $2,078,598            $2,230,455
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                   653,440               597,817
  Deferred income taxes                                            (9,356)              (81,760)
  Changes in current assets and liabilities:
   Trade accounts receivable                                   (2,928,958)           (1,923,997)
   Inventories                                                   (713,417)           (1,926,746)
   Other current assets                                           112,677              (175,844)
   Other assets                                                      ---                (14,100)
   Trade accounts payable                                       1,113,858             1,074,084
   Taxes payable                                                  252,278               411,128
   Accrued salaries, wages and other expenses                     (70,132)              107,366
                                                               ----------              --------
Net cash provided by operating activities                         488,988               298,403


INVESTING ACTIVITIES
Purchases of property, plant and equipment                       (692,374)             (698,898)
Purchase of patents                                                  ---                   ---
Other                                                                ---                   ---
                                                               ----------              --------
Net cash used in investing activities                            (692,374)             (698,898)


FINANCING ACTIVITIES
Repayment of management loan                                      100,000                  ---
Payments of debt                                                     ---             (6,008,076)
Issuance of preferred stock                                        70,000                70,000
Issuance of capital stock                                            ---              6,877,250
Cash dividend paid on common stock                               (206,000)              (77,250)
                                                               ----------              --------
Net cash provided by (used in) financing activities               (36,000)              861,924
                                                               ----------              --------
Increase (decrease) in cash                                      (239,386)              461,429
Cash at beginning of period                                     3,797,650               336,981
                                                               ----------              --------
Cash at end of period                                          $3,558,264              $798,410
                                                               ==========              ========





                 See notes to consolidated financial statements

                             ADCO TECHNOLOGIES INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Adco Technologies Inc. annual report on Form 10-K for the year ended December 31, 1995.

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets" effective January 1, 1996. Based on current circumstances this adoption has no effect on the Company's income statement.

2.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the last in, first out (LIFO) method.
Current costs, based on the first in, first out (FIFO) method would have resulted in reported amounts approximately $109,000 higher at June 30, 1996 and approximately the same at December 31, 1995.

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

                             ADCO TECHNOLOGIES INC.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




4.  LITIGATION AND REGULATION (CONTINUED).

The Michigan Department of Natural Resources ("MDNR") has identified the property on which the Company's plant is located as a site of environmental contamination. The Company has recorded a reserve of $148,000 at June 30, 1996, as an estimate of the amount of loss that is reasonably possible to be incurred for this site. While management of the Company does not believe that the Company's exposure in these matters will have a material adverse effect on the business and financial condition of the Company, there can be no assurance that the Company will not incur additional significant liabilities in connection with these matters or that such liabilities will not have a material adverse effect on the Company's business and financial condition.

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

5.  SUBSEQUENT EVENTS

In July, the Company declared a quarterly dividend of $.02 per share, payable on August 30, 1996, to the holders of common stock of record on August 15, 1996. The aggregate amount of the common stock dividend will be approximately $103,000.

On July 12, 1996, the Company, Astor Corporation, a Delaware corporation (the "Buyer") and AAC Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Buyer (the "Acquisition Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the Acquisition Company to merge with and into the Company (the "Merger") with the Company continuing as the surviving corporation. In the Merger, each outstanding share of common stock ("Common Stock") of the Company will be converted into the right to receive $10.25 in cash (the "Merger Consideration") and each option to purchase shares of Common Stock shall be converted into the right to receive a net amount in cash equal to the Merger Consideration allocable to the shares of Common Stock then subject to the option (the "Option Shares") less the aggregate exercise price for the purchase of the Option Shares.

Simultaneously with the execution and delivery of the Merger Agreement, Bradford Venture Partners, LP, Overseas Equity Investors Partners, LP, Bradford Mills, Robert Simon, Barbara Henagan, James McCowan, Philip Beery, David Fuchs, Charles Sax and Brian Briddell (each a "Stockholder" and collectively the "Stockholders"), each of whom is a Stockholder of the Company and certain of whom are directors and executive officers of the Company, holding an aggregate of 2,559,308 shares of Common Stock (equal to 49.75% of the outstanding voting Common Stock as of July 12,1996) entered into Voting Agreements, dated as of July 12, 1996 (the "Voting Agreements"), with the Buyer, which provide, among other things, that each of the Stockholders will vote or will cause to be voted, the shares of Common Stock owned by the Stockholder (i) in favor of the adoption of the Merger Agreement and the approval of the Merger, (ii) against the approval of any proposal relating to a competing merger or business combination involving an acquisition of all or a substantial portion of the capital stock, the assets of the Company or the assets or stock of any subsidiary of the Company by any person or entity other than the Buyer or Acquisition Company or an affiliate of the Buyer or Acquisition Company, and (iii) against any transaction which is inconsistent with the obligation of the Company to consummate the Merger in accordance with the Merger Agreement. The Voting Agreements also provide that each Stockholder will not, except as contemplated by the terms of the Voting Agreements, sell or otherwise voluntarily dispose of any of the shares of Common Stock owned by such Stockholder or take any voluntary action which would have the effect of removing such Stockholder's power to vote his shares or which would be inconsistent with the Voting Agreements.

For further information regarding the proposed merger, refer to Item 5, Other Information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


THE THREE MONTH PERIOD ENDED JUNE 30, 1996 VS. THE THREE MONTH PERIOD ENDED JUNE 30, 1995

Net sales for the quarter were $14.0 million, an increase of 10.1% compared with $12.7 million for the second quarter of 1995. The sales increase was mainly attributable to strong growth in the concrete pipe and vault, window manufacturing, windshield replacement and roofing markets. Double digit increases in the roofing, urethane and window manufacturing markets softened the impact of the decline in automotive OEM sales as Ford Motor Company continued its scale-back of production of the older F-series trucks.

Gross profit for the quarter was $3.9 million, down $40,000, or 1.0%, from $4.0 million for the same period last year. Gross profit as a percentage of sales declined to 28.2% for the second quarter of 1996 from 31.4% in the year earlier period. The decline in gross profit was due to increases in raw material costs and a reduction in selling prices in the roofing market to meet competitive pricing.

Selling, general and administrative expenses were $1.4 million, down 1.7% from the second quarter of 1995. Lower advertising expenses and commissions to outside sales representatives for the quarter helped soften the impact of the decline in gross profit.

Research and development expenditures for the quarter were $364,000, an increase of 8.2% compared to $336,000 in the year earlier period. The increase was mainly the result of hiring additional research personnel.

Operating income decreased $42,000, or 1.9%, to $2.2 million for the second quarter of 1996. Operating income as a percentage of sales declined to 15.5% in the second quarter of 1996 from 17.3% in the second quarter of 1995.

Income taxes increased $16,000, or 2.1%, to $790,000 in the second quarter of 1996 from $774,000 in the second quarter of 1995. This was the result of the increase in taxable income. The effective tax rate increased to 36.6% in the second quarter of 1996 from 36.5% in the year earlier period.

Net income increased $23,000, or 1.7%, to $1,370,000 in the second quarter of 1996 from $1,347,000 in the same period last year. Net income as a percentage of sales decreased to 9.8% in the second quarter of 1996 from 10.6% in the second quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


THE SIX MONTH PERIOD ENDED JUNE 30, 1996 VS. THE SIX MONTH PERIOD ENDED JUNE 30, 1995

Net sales for the first six months of 1996 were $24.9 million, an increase of $857,000, or 3.6%, over sales of $24.1 million for the first six months of 1995. The sales increase was primarily attributable to growth in the roofing and construction markets, both of which recorded double digit sales increases versus the first six months of 1995. The increase in the roofing market was mainly due to double digit sales increases in the roofing tapes and primer products. Window manufacturing and windshield replacement sales recorded single digit sales increases versus the year earlier period.

Gross profit declined $615,000, or 8.3%, to $6.8 million in the first six months of 1996 from $7.4 million in the first six months of 1995. Gross profit as a percentage of sales decreased to 27.1% for the first six months of 1996 from 30.6% in the year earlier period. The decrease was mainly attributable to increased raw material costs and a reduction in selling prices in the roofing market to meet competitive pricing.

Selling, general and administrative expenses decreased $148,000, or 5.1%, to $2.8 million in the first six months of 1996 from $2.9 million in the year earlier period. The decrease was mainly attributable to lower salaries and advertising expenditures.

Research and development costs increased $54,000, or 8.0%, to $733,000 for the first six months of 1996 from $679,000 for the first six months of 1995. The increase was mainly the result of increased salary expense for research personnel hired in the second half of 1995.

Operating income decreased $520,000, or 13.8%, to $3.2 million in the first six months of 1996 from $3.8 million in the year earlier period. Operating income as a percentage of sales declined to 13.0% for the first six months of 1996 from 15.6% in the first six months of 1995.

There was no interest expense for the first six months of 1996. This is down from $105,000 for the year earlier period. The decrease was attributable to the repayment of all of the Company's outstanding bank debt from the proceeds of the initial public offering of the Company's common stock in February, 1995.

Income taxes decreased $96,000, or 7.4%, to $1.2 million in the first six months of 1996 from $1.3 million in the year earlier period. This was the result of the decrease in taxable income. The effective tax rate decreased to 36.7% for the first six months of 1996 from 36.9% for the first six months of 1995.

Net income decreased $152,000, or 6.8%, to $2.1 million in the first six months of 1996 from $2.2 million a year ago. Net income as a percentage of sales decreased to 8.3% in the first six months of 1996 from 9.3% in the year earlier period.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had working capital of $13.1 million, compared to $11.1 million at December 31, 1995. During the six month period, trade accounts receivable increased $2.9 million and inventories increased $713,000. Receivables increased due to the increase in sales. Subsequently, the majority of these trade accounts receivable have been collected. Trade accounts payable were $2.1 million at June 30, 1996, an increase of $1.1 million from December 31, 1995. Trade accounts payable were up compared to December 31, 1995 due to normal purchasing patterns.

For the six month period ended June 30, 1996 capital expenditures were $692,000. This compares to $699,000 in the year earlier period. The majority of the expenditures were for efficiency and capacity improvements on current equipment, production equipment for new products and construction in the plant and offices.

The Company has paid common stock dividends totaling $206,000 for the six months ended June 30, 1996. In February, 1996, and June, 1996 the Company paid quarterly common stock dividends of $.02 per share, or $103,000.



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

The Michigan Department of Natural Resources has identified the property on which the Company's plant is located as a site of environmental contamination. The Company has recorded a reserve of $148,000 at June 30, 1996, as an estimate of the amount of loss that is reasonably possible to be incurred for this site. While management of the Company does not believe that the Company's exposure in these matters will have a material adverse effect on the business and financial condition of the Company, there can be no assurance that the Company will not incur additional significant liabilities in connection with these matters or that such liabilities will not have a material adverse effect on the Company's business and financial condition.

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

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On July 12, 1996, the Company, Astor Corporation, a Delaware corporation (the "Buyer") and AAC Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Buyer (the "Acquisition Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the Acquisition Company to merge with and into the Company (the "Merger") with the Company continuing as the surviving corporation. In the Merger, each outstanding share of common stock ("Common Stock") of the Company will be converted into the right to receive $10.25 in cash (the "Merger Consideration") and each option to purchase shares of Common Stock shall be converted into the right to receive a net amount in cash equal to the Merger Consideration allocable to the shares of Common Stock then subject to the option (the "Option Shares") less the aggregate exercise price for the purchase of the Option Shares.

The consummation of the Merger is conditioned upon, among other things, (i) the approval and adoption of the Merger Agreement by the stockholders of the Company, (ii) certain regulatory approvals, including the expiration or termination of any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and
(iii) the clearance by the Securities and Exchange Commission of the Company's proxy statement relating to the stockholders meeting to be called to approve the Merger. The consummation of the Merger is expected to occur as soon as practicable, but in any event after September 15, 1996 and within five business days after the satisfaction or waiver of the conditions set forth in Sections seven (7) and eight (8) of the Merger Agreement.

If the Merger is terminated for a reason not justified under the Merger Agreement before the filing of a certificate of merger with the Delaware Secretary of State (the "Effective Time"), then the breaching party will pay the non-breaching party $2,000,000 plus expenses.

A copy of the Merger Agreement is attached hereto as Exhibit 2.1 and is incorporated herein by reference.

Simultaneously with the execution and delivery of the Merger Agreement, Bradford Venture Partners, LP, Overseas Equity Investors Partners, LP, Bradford Mills, Robert Simon, Barbara Henagan, James McCowan, Philip Beery, David Fuchs, Charles Sax and Brian Briddell (each a "Stockholder" and collectively the "Stockholders"), each of whom is a Stockholder of the Company and certain of whom are directors and executive officers of the Company, holding an aggregate of 2,559,308 shares of Common Stock (equal to 49.75% of the outstanding voting Common Stock as of July 12,1996) entered into Voting Agreements, dated as of July 12, 1996 (the "Voting Agreements"), with the Buyer, which provide, among other things, that each of the Stockholders will vote or will cause to be voted, the shares of Common Stock owned by the Stockholder (i) in favor of the adoption of the Merger Agreement and the approval of the Merger, (ii) against the approval of any proposal relating to a competing merger or business combination involving an acquisition of all or a substantial portion of the capital stock, the assets of the Company or the assets or stock of any subsidiary of the Company by any person or entity other than the Buyer or Acquisition Company or an affiliate of the Buyer or Acquisition Company, and
(iii) against any transaction which is inconsistent with the obligation of the Company to consummate the Merger in accordance with the Merger Agreement. The Voting Agreements also provide that each Stockholder will not, except as contemplated by the terms of the Voting Agreements, sell or otherwise voluntarily dispose of any of the shares of Common Stock owned by such Stockholder or take any voluntary action which would have the effect of removing such Stockholder's power to vote his shares or which would be inconsistent with the Voting Agreements.

The Stockholders Agreement is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

A related press release, dated July 12, 1996, is attached hereto as Exhibit
99.2 and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          2.1 Merger Agreement
         10.1 Change of Control Agreement between Adco Technologies Inc. and Brian J. Briddell dated February 13, 1996
         10.2 Change of Control Agreement between Adco Technologies Inc. and Philip D. Beery dated February 13, 1996
         10.3 Change of Control Agreement between Adco Technologies Inc. and David J. Fuchs dated February 13, 1996
         10.4 Change of Control Agreement between Adco Technologies Inc. and James R. McCowan dated February 13, 1996
         11.  Computation of Earnings per Share
         27.  Financial Data Schedule
         99.1 Stockholder Agreement
         99.2 Press Release

     (b) Reports on Form 8-K  -  none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ADCO TECHNOLOGIES INC.
                                                     (Registrant)




Date   August 8, 1996                /s/  Charles E. Sax
       --------------             -----------------------------------------
                                  Charles E. Sax
                                  President and Chief Executive Officer


Date   August 8, 1996                /s/  David J. Fuchs
       --------------             ------------------------------------------
                                  David J. Fuchs
                                  Vice President and Chief Financial Officer

                                 Exhibit Index


Exhibit
Number                  Description


  2.1           Merger Agreement

 10.1 Change of Control Agreement between Adco Technologies Inc. and Brian J. Briddell dated February 13, 1996

 10.2 Change of Control Agreement between Adco Technologies Inc. and Philip D. Beery dated February 13, 1996

 10.3 Change of Control Agreement between Adco Technologies Inc. and David J. Fuchs dated February 13, 1996

 10.4 Change of Control Agreement between Adco Technologies Inc. and James R. McCowan dated February 13, 1996

 11             Computation of Earnings per Share

 27             Financial Data Schedule

 99.1           Stockholder Agreement

 99.2           Press Release